Form 10-K
period 2023-12-31
JPMDB Commercial Mortgage Securities Trust 2019-COR6
filed 2024-03-14
CIK 1792158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer        ☐                                                                                                        Accelerated filer                                      ☐

Non-accelerated filer          ⌧                                                                                                        Smaller reporting company                     ☐

                                                                                                                                                        Emerging growth company                     ☐

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

Midland Loan Services, a Division of PNC Bank, National Association is the master servicer and special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and special servicer of the Hyde Park Multifamily Portfolio Mortgage Loan, the Hampton Roads Office Portfolio Mortgage Loan, the Brooklyn Renaissance Plaza Mortgage Loan and the NOV Headquarters Mortgage Loan, the primary servicer of the Innovation Park Mortgage Loan, the Sunset North Mortgage Loan, the Grand Canal Shoppes Mortgage Loan and the Hilton Cincinnati Netherland Plaza Mortgage Loan and the special servicer of the Hilton Cincinnati Netherland Plaza Mortgage Loan prior to May 5, 2023. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

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

LNR Partners, LLC is the special servicer of the Sunset North Mortgage Loan and the Innovation Park Mortgage Loan.  As a result, LNR Partners, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by LNR Partners, LLC in the capacities described above are listed in the Exhibit Index.

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

CWCapital Asset Management LLC is the special servicer of the Sunset North Mortgage Loan and the Century Plaza Towers Mortgage Loan.  These mortgage loans constitute more than 5%, but less than 10%, of the pool assets of the issuing entity.  Therefore, the Depositor included in this Annual Report on Form 10-K an assessment of compliance with applicable servicing criteria for CWCapital Asset Management LLC and an accountants’ attestation report pursuant to Item 1122 of Regulation AB because CWCapital Asset Management LLC is servicing more than 5% of the pool assets.  However, the Depositor is not required to include in this Annual Report on Form 10-K a servicer compliance statement pursuant to Item 1123 of Regulation AB of CWCapital Asset Management LLC because CWCapital Asset Management LLC is an unaffiliated servicer servicing less than 10% of pool assets.

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

This Annual Report on Form 10-K includes an assessment of compliance with applicable servicing criteria and an accountant’s attestation report from U.S. Bank National Association. This entity was engaged by Citibank, N.A., as custodian of the Innovation Park Mortgage Loan, to perform certain custodial services. These custodial services are servicing functions included within the servicing criteria set forth in Items 1122(d)(4)(i) and 1122(d)(4)(ii) of Regulation AB. Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) or Regulation AB that looks to the functions that an entity performs, this vendor is a “servicer” for the purposes of Item 1122 of Regulation AB. See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

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

With respect to the pari passu loan combinations that include the Grand Canal Shoppes Mortgage Loan, the 600 & 620 National Avenue Mortgage Loan, the Tysons Tower Mortgage Loan, the Century Plaza Towers Mortgage Loan and the Hilton Cincinnati Netherland Plaza Mortgage Loan, (i) the reports on assessment of compliance with servicing criteria and attestation reports on assessment of compliance with servicing criteria of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan and K-Star Asset Management LLC as special servicer of the Hilton Cincinnati Netherland Plaza Mortgage Loan on and after May 5, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because they are parties performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statements of Situs Holdings, LLC as special servicer of the Grand Canal Shoppes Mortgage Loan, Rialto Capital Advisors, LLC as special servicer of the 600 & 620 National Avenue Mortgage Loan and the Tysons Tower Mortgage Loan, CWCapital Asset Management LLC as special servicer of the Century Plaza Towers Mortgage Loan and K-Star Asset Management LLC as special servicer of the Hilton Cincinnati Netherland Plaza Mortgage Loan on and after May 5, 2023, listed on the Exhibit Index are omitted from this Annual Report on Form 10-K as they are not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because they are each an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 1C.  Cybersecurity.

Omitted.

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

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian.

In December 2014, Phoenix Light SF Limited (Phoenix Light) and certain related entities filed a complaint in the United States District Court for the Southern District of New York alleging claims against Wells Fargo Bank, N.A., in its capacity as trustee for a number of residential mortgage-backed securities (RMBS) trusts. Complaints raising similar allegations have been filed by Commerzbank AG in the Southern District of New York, IKB International and IKB Deutsche Industriebank (together, IKB) in New York state court, and Park Royal I LLC and Park Royal II LLC in New York state court. In each case, the plaintiffs allege that Wells Fargo Bank, N.A., as trustee, caused losses to investors, and plaintiffs assert causes of action based upon, among other things, the trustee’s alleged failure to notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, notify investors of alleged events of default, and abide by appropriate standards of care following alleged events of default. In July 2022, the district court dismissed Phoenix Light’s claims and certain of the claims asserted by Commerzbank AG, and subsequently entered judgment in each case in favor of Wells Fargo Bank, N.A. In August 2022, Phoenix Light and Commerzbank AG each appealed the district court’s decision to the United States Court of Appeals for the Second Circuit. Phoenix Light dismissed its appeal in May 2023, terminating its case. In November 2023, Wells Fargo Bank, N.A. entered into an agreement with IKB to resolve IKB’s claims. Wells Fargo Bank, N.A. previously settled two class actions filed by institutional investors and an action filed by the National Credit Union Administration with similar allegations.

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

33.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 33.1)

33.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

33.4         Wells Fargo Bank, National Association, as Custodian

33.5         Pentalpha Surveillance LLC, as Operating Advisor

33.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

33.64       LNR Partners, LLC, as Special Servicer of the Sunset North Mortgage Loan

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

33.83       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hilton Cincinnati Netherland Plaza Mortgage Loan prior to May 5, 2023 (see Exhibit 33.1)

33.84       K-Star Asset Management LLC, as Special Servicer of the Hilton Cincinnati Netherland Plaza Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

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

33.86       Wells Fargo Bank, National Association, as Custodian of the Hilton Cincinnati Netherland Plaza Mortgage Loan (see Exhibit 33.4)

33.87       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Cincinnati Netherland Plaza Mortgage Loan (see Exhibit 33.5)

33.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 33.7)

33.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Innovation Park Mortgage Loan (see Exhibit 33.1)

33.90       LNR Partners, LLC, as Special Servicer of the Innovation Park Mortgage Loan (see Exhibit 33.64)

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

34.2         Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer (see Exhibit 34.1)

34.3         Wells Fargo Bank, National Association, as Trustee and Certificate Administrator

34.4         Wells Fargo Bank, National Association, as Custodian

34.5         Pentalpha Surveillance LLC, as Operating Advisor

34.6         Computershare Trust Company, National Association, as Servicing Function Participant for the Certificate Administrator

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

34.64       LNR Partners, LLC, as Special Servicer of the Sunset North Mortgage Loan

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

34.83       Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer of the Hilton Cincinnati Netherland Plaza Mortgage Loan prior to May 5, 2023 (see Exhibit 34.1)

34.84       K-Star Asset Management LLC, as Special Servicer of the Hilton Cincinnati Netherland Plaza Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

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

34.86       Wells Fargo Bank, National Association, as Custodian of the Hilton Cincinnati Netherland Plaza Mortgage Loan (see Exhibit 34.4)

34.87       Pentalpha Surveillance LLC, as Operating Advisor of the Hilton Cincinnati Netherland Plaza Mortgage Loan (see Exhibit 34.5)

34.88       Computershare Trust Company, National Association, as Servicing Function Participant for the Custodian (see Exhibit 34.7)

34.89       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Innovation Park Mortgage Loan (see Exhibit 34.1)

34.90       LNR Partners, LLC, as Special Servicer of the Innovation Park Mortgage Loan (see Exhibit 34.64)

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

35.24       LNR Partners, LLC, as Special Servicer of the Sunset North Mortgage Loan

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

35.30       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Hilton Cincinnati Netherland Plaza Mortgage Loan prior to May 5, 2023 (see Exhibit 35.1)

35.31       K-Star Asset Management LLC, as Special Servicer of the Hilton Cincinnati Netherland Plaza Mortgage Loan on and after May 5, 2023 (Omitted. See Explanatory Notes.)

35.32       Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Innovation Park Mortgage Loan (see Exhibit 35.1)

35.33       LNR Partners, LLC, as Special Servicer of the Innovation Park Mortgage Loan (see Exhibit 35.24)

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

Date: March 14, 2024